Form 10-K/A
period 2012-12-31
Pacific Quest Ventures Corp.
filed 2013-03-25
CIK 1502747

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

SUMMARY COMPENSATION TABLE
Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William Tay, President/CEO	From February 21, 2012 to December 31, 2012	$0	—	$3,139*	—	—	—	$—	$—

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